Form 10-Q
period 2009-03-31
Module One RD, INC
filed 2009-05-15
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52953

MODULE  ONE RD, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0830388
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

228 Clearwater Drive, Ponte Vedra Beach, Florida 32082
(Address of principal executive offices)

(904) 273-8420
(Registrant's telephone number)

 (Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet – March 31, 2009 (Unaudited)	F-1
Statement of Operations – Three and nine months ended March 31, 2009 (Unaudited), the three and nine months ended March 31, 2008 and 2007 and cumulative since inception (December 3, 2007) (Unaudited)	F-2
Statement of Stockholders Deficit	F-3
Statement of Cash Flows – Nine Months Ended March 31, 2009 and 2008 (Unaudited) and since inception (December 3, 2007)	F-4
Notes to Financial Statements (Unaudited)	F-5

Module One RD, Inc.
(A Development Stage Company)
Balance Sheet (Unaudited)

	As of
ASSETS	March 31, 2009	December 31, 2008

CURRENT ASSETS
Cash	$-	$48
TOTAL CURRENT ASSETS	-	48

TOTAL ASSETS	$-	$48

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Note Payable to a Related Party	$15,053	$14,215
Accrued Expenses	1,493	1,198
TOTAL CURRENT LIABILITIES	16,546	15,413
TOTAL LIABILITIES	16,546	15,413

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued or outstanding at March 31, 2009 and December 31, 2008)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 issued and outstanding at March 31, 2009 and December 31, 2008)	100	100

Accumulated Deficit	(16,646)	(15,465)
TOTAL STOCKHOLDERS' DEFICIT	(16,546)	(15,365)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$48

Module One RD, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

					Cumulative
	For the Three Months Ended		For the Nine Months Ended		Since
	March 31,	March 31,	March 31,	March 31,	Inception
	2009	2008	2008	2007	August 27, 2007
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Interest Expense	295	-	722	-	1,493
Professional Fees	850	-	5,170	9,000	14,670
Selling, General, and Administrative	35	-	270	213	483
Total Expenses From Operation	1,180	-	6,162	9,213	16,646
Loss from Operations	$(1,180)	$-	$(6,162)	$(9,213)	$(16,646)

NET LOSS	$(1,180)	$-	$(6,162)	$(9,213)	$(16,646)

Basic and fully diluted net loss per common share:	$(0.00)	$-	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

Module One RD, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

					Additional	Deficit
	Common Stock		Preferred Stock		Paid-in	Accum-
	Shares	Amount	Shares	Amount	Capital	ulated

Balances, July 1, 2008	1,000,000	$100	-	$-	$-	$(10,484)

Net loss for the period	-	-	-	-	-	(6,162)

Capital contributions	-	-	-	-	-	-

Issuance of shares	-	-	-	-	-	-

Balances, March 31, 2009	1,000,000	$100	-	$-	$-	$(16,646)

Module One RD, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	For the		Cumulative
	Nine Months		Totals
	Ending		Since
	March 31,	March 31,	Inception
	2009	2008	August 27, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,162)	$(9,213)	$(16,646)
Adjustments to reconcile net (loss) to net cash used
in operations:
Changes in Assets and Liabilities:
Decrease in Accrued Expenses	721	6,500	1,493

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,441)	(2,713)	(15,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable to Related Party	2,553	6,200	15,053

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,553	6,200	15,053

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock issued	-	100	100

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	100	100

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,888	-	-

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$3,587	$-

MODULE ONE RD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Module One RD, Inc. (the "Company”) was organized under the laws of the State of Nevada on October 11, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation- The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Note Payable to Related Party & Accrued Interest
A series of loans were obtained and documented by a promissory note dated November 1, 2007 from Thomas Hurley, principal shareholder. The original loan amount  was  for $12,500 and bears interest at 8% per annum on demand. Additional borrowings include $1,515 on September 30, 2008; $200 on December 8, 2008 and $838 on February 15, 2009.  The total loan outstanding as of March 31, 2009 is $15,053.  The interest accrued, but not paid, for six months ended March 31, 2009 is $22.

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
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2009, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2009.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending March 31, 2009.

MODULE ONE RD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements- In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

MODULE ONE RD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2009 is summarized as follows:

Cash paid during the period ended March 31, 2009 for interest and income taxes:

Income taxes	$ NONE
Interest	$ NONE

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2009.

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

MODULE ONE RD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE D-INCOME TAXES (CONT’D)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $ 467.  As of December 31, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 15,465, which expires in the year ending June 30, 2028.

NOTE E-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $16,646, used cash from operations of $15,153 since its inception, and has a negative working capital of $16,546 at March 31, 2009.

 The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE F-COMMITMENTS

As of March 31, 2009, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the period from July 01, 2008 through March 31, 2009, the company issued no stock. It had previously issued 1,000,000 shares of common stock to the following:

Thomas Hurley , President	1,000,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share. During the period from inception (March 05, 2008) through March 31, 2009, the company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Module One RD, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on October 11, 2007 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At March 31, 2009, we had no cash on hand.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

3

Results of Operations.

Since our inception, we have not generated any revenues.  We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer.  Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

4

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended March 31 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In the course of a review of all reports previously filed by the Company with the Securities and Exchange Commission ("SEC"), management became aware of a discrepancy between information included in the narrative portion of each report and the financial statements filed with each report.  The narrative portion of all of the reports filed with the SEC indicates that the Company was organized under the laws of the State of Nevada on October 11, 2007, as evidenced by the articles of incorporation of the Company filed as exhibit 3.1 to the Company's registration statement on Form 10-SB filed with the SEC on December 5, 2007 ("Form 10-SB").  The audited financial statements filed with the Form 10-SB and the unaudited financial statements filed with each subsequent report (all of which have been quarterly reports), all indicate that the Company was organized under the laws of the State of Delaware on August 27, 2007.  References to the state and date of incorporation appear in note A of the notes to each set of financial statements.  The reference to the date of incorporation appears in the heading to each statement included in the financial statements.  The financial and numerical information provided in the financial statements and the notes thereto included in each report filed with the SEC is otherwise accurate in all material respects.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULE ONE RD, INC.

Date: May 14, 2009	By:	/s/ Thomas Hurley
Thomas Hurley, President

6