Form 10-Q
period 2009-09-30
Module One RD, INC
filed 2009-11-16
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 16, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet as of September 30, 2009 (unaudited)	F-1
Statement of Operations for the three months ended September 30, 2009 and 2008 (unaudited ) and cumulative since inception (December 3, 2007) (unaudited)	F-2
Statement of Stockholders Deficit	F-3
Statement of Cash Flows for the three months ended September 30, 2009 and 2008 (unaudited) and cumulative since inception (December 3, 2007)	F-4
Notes to Financial Statements (Unaudited)	F-5

Module One RD, Inc.
(A Development Stage Company)
Balance Sheet

	As of
	September 30, 2009	June 30, 2009
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash	$10	$35
TOTAL CURRENT ASSETS	10	35

TOTAL ASSETS	$10	$35

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Note Payable to a Related Party	$16,088	$15,938
Accrued Expenses	5,583	1,812
TOTAL CURRENT LIABILITIES	21,671	17,750
TOTAL LIABILITIES	21,671	17,750

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued or outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 issued and outstanding)	100	100
Accumulated Deficit	(21,761)	(17,815)
TOTAL STOCKHOLDERS' DEFICIT	(21,661)	(17,715)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10	$35

Module One RD, Inc.
(A Development Stage Company)
Statement of Operations--(unaudited)

			Cumulative
	For the three months ended		Since
	September 30,	September 30,	Inception
	2009	2008	October 11, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	3,450	3,120	18,970
Selling, General, and Administrative	175	235	659
Total Expenses	3,625	3,355	19,629

OTHER INCOME/(EXPENSE)
Interest Expense	$(320)	$(250)	$(2,132)
NET OTHER INCOME/(EXPENSE)	(320)	(250)	(2,132)

NET LOSS	$(3,945)	$(3,605)	$(21,761)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

Module One RD, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--(unaudited)

					Additional	Deficit
	Common Stock		Preferred Stock		Paid-in	Accum-
	Shares	Amount	Shares	Amount	Capital	ulated

Balances, June 30, 2008	-	$-	-	$-	$-	$(10,485)

Net loss for the year	-	-	-	-	-	(7,331)

Capital contributions	-	-	-	-	-	-

Issuance of shares	1,000,000	100	-	-	-	-

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(17,816)

Net Loss for the quarter	-	-	-	-	-	(3,945)

Balances, September 30, 2009	1,000,000	$100	-	$-	$-	$(21,761)

Module One RD, Inc.
(A Development Stage Company)
Statement of Cash Flows--(unaudited)

			Cumulative
	For the three months		Totals
	ended		Since
	September 30,	September 30,	Inception
	2009	2008	October 11, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,945)	$(3,605)	$(21,761)
Adjustments to reconcile net (loss) to net cash used
in operations:
Changes in Assets and Liabilities:
(Increase)/Decrease in Accrued Expenses	3,770	2,250	5,583

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(175)	(1,355)	(16,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable to Related Party	150	1,515	16,088

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	150	1,515	16,088

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock issued	-	-	100

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	100

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	35	2,888	-

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$10	$3,048	$10

MODULE ONE RD, INC. UNAUDITED FINANCIAL STATEMENTS AND NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009

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

Note Payable to Related Party & Accrued Interest
A series of loans were obtained and documented by notes from Thomas Hurley, president of Module One RD, Inc. The total amount of the loan is $16,088, and bears interest at 8% per annum on demand. The interest accrued, but not paid, for the quarters ending September 30, 2009 and 2008 are $320 and $250, respectively.

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

MODULE ONE RD, INC. UNAUDITED FINANCIAL STATEMENTS AND NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2009, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended September 30, 2008.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the quarter ending September 30, 2008.

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

MODULE ONE RD, INC. UNAUDITED FINANCIAL STATEMENTS AND NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009

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

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

MODULE ONE RD, INC. UNAUDITED FINANCIAL STATEMENTS AND NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009

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

MODULE ONE RD, INC. UNAUDITED FINANCIAL STATEMENTS AND NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009

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

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended September 30, 2009 and 2008 is summarized as follows:

Cash paid during the quarters ended September 30, 2009 and 2008 for interest and income taxes:

	2009	2008
Interest	$-	$-
Taxes	$-	$-

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2009.

MODULE ONE RD, INC. UNAUDITED FINANCIAL STATEMENTS AND NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009

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

NOTE E-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $21,761, used cash from operations of $16,178 since its inception, and has a negative working capital of $21,661 at September 30, 2009.

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

MODULE ONE RD, INC. UNAUDITED FINANCIAL STATEMENTS AND NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009

NOTE F-COMMITMENTS

As of September 30, 2008, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the quarter ended September 30, 2009, the Company issued no stock.

The company has the following common shares of stock outstanding at September 30, 2009:

Thomas Hurley, President	1,000,000

Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarter ended September 30, 2009, the Company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Module One RD, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on October 11, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders; and

•	cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

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

Liquidity and Capital Resources.

At September 30, 2009, we had a de minimus amount of cash on hand.  We do not expect that the funds available will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.

Since our inception, we have not generated any revenues.  We reported a net loss for the three months ended September 30, 2009 of $3,945 and a net loss since inception of $21,761.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

 * Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULE ONE RD, INC.

Date: November 16, 2009	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer and Principal Financial Officer