Form 10-Q
period 2010-09-30
Module One RD, INC
filed 2010-11-19
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 19, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010	F - 1

Statements of Operations for the three months ended September 30, 2010 and 2009 and the period from October 11, 2007 (Date of Inception) to September 30, 2010 (unaudited)	F - 2

Statement of Stockholder’s Deficit as of September 30, 2010 (unaudited)	F - 3

Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and the period from October 11, 2007 (Date of Inception) to September 30, 2010 (unaudited)	F - 4

Notes to Financial Statements	F - 5

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30 AND JUNE 30, 2010

	September 30, 2010 (unaudited)	June 30, 2010
ASSETS
Current Assets
Cash and equivalents	$10	$10

TOTAL ASSETS	$10	$10

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$3,191	$3,750
Accrued interest – related party	3,723	3,303
Loan payable - related party	22,788	20,738
Total liabilities	29,702	27,791

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Deficit accumulated during the development stage	(29,792)	(27,881)
Total stockholder’s deficit	(29,692)	(27,781)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$10	$10

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

	Three months ended September 30, 2010	Three months ended September 30, 2009	Period from October 11, 2007 (Inception) to September 30, 2010

REVENUES	$0	$0	$0

EXPENSES
Professional fees	500	3,450	24,420
General and administrative expenses	991	175	1,649
TOTAL EXPENSES	1,491	3,625	26,069

LOSS FROM OPERATIONS	(1,491)	(3,625)	(26,069)

OTHER EXPENSES
Interest expense	420	320	3,723

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,911)	(3,945)	(29,792)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(1,911)	$(3,945)	$(29,792)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

	Common Stock		Deficit accumulated during the development
	Shares	Amount	stage	Total

Inception, October 11, 2007	0	$0	$0	$0

Issuance of common stock for cash @$.0001	1,000,000	100	-	100

Net loss for the period ended June 30, 2008	-	-	(10,484)	(10,484)

Balance, June 30, 2008	1,000,000	100	(10,484)	(10,384)

Net loss for the year ended June 30, 2009	-	-	(7,331)	(7,331)

Balance, June 30, 2009	1,000,000	100	(17,815)	(17,715)

Net loss for the year ended June 30, 2010	-	-	(10,066)	(10,066)

Balance, June 30, 2010	1,000,000	$100	$(27,881)	$(27,781)

Net loss for the three months ended September 30, 2010	-	-	(1,911)	(1,911)

Balance, September 30, 2010	1,000,000	$100	$(29,792)	$(29,692)

See accompanying notes to financial statements.

MODULE ONE RD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

	Three months ended September 30, 2010	Three months ended September 30, 2009	Period from October 11, 2007 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,911)	$(3,945)	$(29,792)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(559)	3,770	3,191
Increase in accrued interest – related party	420	0	3,723
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,050)	(175)	(22,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	2,050	150	22,788
Proceeds from sales of common stock	0	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,050	150	22,888

NET INCREASE (DECREASE) IN CASH	0	(25)	10

Cash, beginning of period	10	35	0
Cash, end of period	$10	$10	$10

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Cash and Cash Equivalents
Module One RD considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2010 and June 30, 2010, the Company had $10 and $10 of cash, respectively.

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

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of September 30, 2010, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Module One RD does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at September 30 and June 30, 2010 consisted of amounts owed to the Company’s outside independent auditors.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital.  The loans are due upon demand, bear 8% interest and are unsecured. The balance due on these loans was $22,788 and $20,738 as of September 30, 2010 and June 30, 2010, respectively.

Accrued interest on the above loans was $3,723 and $3,303 as of September 30, 2010 and June 30, 2010.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

On October 13, 2007, the Company issued 1,000,000 shares of common stock for cash proceeds of $100.

As of September 30, 2010 and June 30, 2010 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of September 30, 2010 and June 30, 2010 there were 0 shares of preferred stock issued and outstanding.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5 – INCOME TAXES

As of September 30, 2010, the Company had net operating loss carry forwards of approximately $29,800 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

September 30, 2010
Federal income tax benefit attributable to:
Current Operations	$650
Less: valuation allowance	(650)
Net provision for Federal income taxes	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	June 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$10,130	$9,479
Less: valuation allowance	(10,130)	(9,479)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $29,800 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
SEPTEMBER 30, 2010

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 16, 2010, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Liquidity and Capital Resources.

At September 30, 2010, we had a de minimus amount of cash on hand.  Our existing cash reserves will not be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of Target Businesses and, possibly, in connection with a Business Combination, and we will require cash therefor.

To date, we have funded our operations through loans from our stockholder, who is our sole officer and director, and, as of September 30, 2010, we had borrowed an aggregate of $22,788 from him, including $2,050 during the three months then ended.  Our stockholder has advised us that he expects to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the three-month period ended September 30, 2010 of $1,911 and a net loss since inception of $29,792.  The Company has used cash from operations of $22,878 since its inception, consisting primarily of professional fees and costs in connection with filing reports with the SEC, and has a negative working capital of $29,692 at September 30, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2010, the Company did not issue any securities.

3

(b) Not applicable.

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

MODULE ONE RD, INC.

Date: November 19, 2010	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer and Principal Financial Officer

5