Form 10-Q
period 2011-03-31
Module One RD, INC
filed 2011-05-10
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

(904) 273-8420
(Registrant's telephone number)

_______________________________________________
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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 10, 2011 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2011 AND JUNE 30, 2010

	March 31, 2011	June 30, 2010
ASSETS
Current Assets
Cash and equivalents	$40	$10

TOTAL ASSETS	$40	$10

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$500	$3,750
Accrued interest – related party	4,790	3,303
Loan payable - related party	30,529	20,738
Total liabilities	35,819	27,791

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Deficit accumulated during the development stage	(35,879)	(27,881)
Total stockholder’s deficit	(35,779)	(27,781)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$40	$10

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2011 AND 2009
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2011

	Three months ended March 31, 2011	Three months ended March 31, 2010	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Period from October 11, 2007 (Inception) to March 31, 2011

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	1,625	1,350	5,250	4,800	29,170
General and administrative expenses	35	0	1,261	175	1,919
TOTAL EXPENSES	1,660	1,350	6,511	4,975	31,089

LOSS FROM OPERATIONS	(1,660)	(1,350)	(6,511)	(4,975)	(31,089)

OTHER EXPENSES
Interest expense	595	392	1,487	1,094	4,790

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,255)	(1,742)	(7,998)	(6,069)	(35,879)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,255)	$(1,742)	$(7,998)	$(6,069)	$(35,879)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2011

	Common Stock		Deficit accumulated during the development
	Shares	Amount	stage	Total

Inception, October 11, 2007	0	$0	$0	$0

Issuance of common stock for cash @$.0001	1,000,000	100	-	100

Net loss for the period ended June 30, 2008	-	-	(10,484)	(10,484)

Balance, June 30, 2008	1,000,000	100	(10,484)	(10,384)

Net loss for the year ended June 30, 2009	-	-	(7,331)	(7,331)

Balance, June 30, 2009	1,000,000	100	(17,815)	(17,715)

Net loss for the year ended June 30, 2010	-	-	(10,066)	(10,066)

Balance, June 30, 2010	1,000,000	100	(27,881)	(27,781)

Net loss for the nine months ended March 31, 2011	-	-	(7,998)	(7,998)

Balance, March 31, 2011	1,000,000	$100	$(35,879)	$(35,779)

See accompanying notes to financial statements.

MODULE ONE RD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2011

	Nine months ended March 31, 2011	Nine months ended March 31, 2010	Period from October 11, 2007 (Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,998)	$(6,069)	$(35,879)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,250)	2,094	500
Increase in accrued interest – related party	1,487	0	4,790
CASH FLOWS USED BY OPERATING ACTIVITIES	(9,761)	(3,975)	(30,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	9,791	3,950	30,529
Proceeds from sales of common stock	0	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,791	3,950	30,629

NET INCREASE (DECREASE) IN CASH	30	(25)	40

Cash, beginning of period	10	35	0
Cash, end of period	$40	$10	$40

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

Cash and Cash Equivalents
Module One RD considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2011 and June 30, 2010, the Company had $40 and $10 of cash, respectively.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2011, the Company has not issued any stock-based payments to its employees.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
Module One RD does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at March 31, 2011 and June 30, 2010 consisted of amounts owed to the Company’s outside independent auditors.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital.  The loans are due upon demand, bear 8% interest and are unsecured. The balance due on these loans was $30,529 and $20,738 as of March 31, 2011 and June 30, 2010, respectively.

Accrued interest on the above loans was $4,790 and $3,303 as of March 31, 2011 and June 30, 2010.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

On October 13, 2007, the Company issued 1,000,000 shares of common stock for cash proceeds of $100.

As of March 31, 2011 and June 30, 2010 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of March 31, 2011 and June 30, 2010 there were 0 shares of preferred stock issued and outstanding.

NOTE 5 – INCOME TAXES

As of March 31, 2011, the Company had net operating loss carry forwards of approximately $35,900 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

March 31, 2011
Federal income tax benefit attributable to:
Current operations	$2,720
Less: valuation allowance	(2,720)
Net provision for Federal income taxes	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2011	June 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$12,200	$9,479
Less: valuation allowance	(12,200)	(9,479)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $35,900 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 7, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets.  We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

Overview

Module One RD, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on October 12, 2007.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on December 5, 2007, and since its effectiveness, the Company has focused its efforts on identifying a possible Target for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.  Our fiscal year ends on June 30.

Based on our business activities, the Company is a “blank check” company.  The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of  the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.   Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.   In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a "reverse acquisition" or “reverse merger.”

Our management has broad discretion with respect to identifying and selecting a prospective Target.  We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry.  Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company.  Accordingly, he may not successfully identify a Target or conclude a Business Combination.  In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters.  Management intends to devote only as much time as it deems necessary to our affairs.

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

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to filing Exchange Act reports, investigating and analyzing Targets and consummating a Business Combination.  We believe we will be able to meet these costs through use of funds in our treasury and from cash which may be loaned to or invested in us by our stockholders, management or other investors.  As of March 31, 2011, the Company had $40 in its treasury.  There are no assurances that the Company will be able to secure additional funding as needed.   Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At March 31, 2011, we had total assets of $40, consisting exclusively of cash.  This compares with total assets of $10 at June 30, 2010, our fiscal year end.  At March 31, 2011, the Company had current liabilities of $35,819 compared with current liabilities of $27,791 at June 30, 2010, in each case, comprised exclusively of accrued expenses and amounts owed to stockholders.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders.  Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary.  However, our stockholders are under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	For the Cumulative Period from October 12, 2007 (Inception) to March 31, 2011
Net Cash Used in Operating Activities	$9,761	$3,975	$30,589
Net Cash Provided by Financing Activities	$9,791	$3,950	$30,629
Net Increase (Decrease) in Cash and Cash Equivalents	$30	$(25)	$40

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues.  We reported a net loss for the three and nine months ended March 31, 2011 and 2010 of $2,255 and $7,998, respectively, compared to a net loss of $1,742 and $6,069 for the comparable 2010 periods, and have suffered a net loss since inception of $35,879.  At March 31, 2011, we had a working capital deficit of $35,779 compared to $27,781 at June 30, 2010.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of documents under the Exchange Act, as well as interest accrued on loans from our stockholders.

We do not expect to engage in any activities, other than seeking to identify a Target, unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assessment as to the nature of a Target’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

MODULE ONE RD, INC.

Date: May 10, 2011	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer and Principal Financial Officer