Form 10-Q
period 2011-12-31
Module One RD, INC
filed 2012-02-13
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

___________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 8, 2012 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011

	December 31, 2011 (unaudited)	June 30, 2011
ASSETS
Current Assets
Cash and equivalents	$155	$30

TOTAL ASSETS	$155	$30

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$1,017	$2,789
Accrued interest – related party	6,799	5,446
Loan payable - related party	37,791	31,064
Total liabilities	45,607	39,299

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Deficit accumulated during the development stage	(45,552)	(39,369)
Total stockholder’s deficit	(45,452)	(39,269)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$155	$30

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO DECEMBER 31, 2011

	Three months ended December 31, 2011	Three months ended December 31, 2010	Six months ended December 31, 2011	Six months ended December 31, 2010	Period from October 11, 2007 (Inception) to December 31, 2011

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	900	3,125	3,837	3,625	35,482
General and administrative expenses	618	335	993	1,226	3,271
TOTAL EXPENSES	1,518	3,460	4,830	4,851	38,753

LOSS FROM OPERATIONS	(1,518)	(3,460)	(4,830)	(4,851)	(38,753)

OTHER EXPENSES
Interest expense	693	472	1,353	892	6,799

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,211)	(3,932)	(6,183)	(5,743)	(45,552)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(2,211)	$(3,932)	(6,183)	$(5,743)	$(45,552)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Deficit accumulated during the development
	Shares	Amount	stage	Total

Inception, October 11, 2007	0	$0	$0	$0

Issuance of common stock for cash @$.0001	1,000,000	100	-	100

Net loss for the period ended June 30, 2008	-	-	(10,484)	(10,484)

Balance, June 30, 2008	1,000,000	100	(10,484)	(10,384)

Net loss for the year ended June 30, 2009	-	-	(7,331)	(7,331)

Balance, June 30, 2009	1,000,000	100	(17,815)	(17,715)

Net loss for the year ended June 30, 2010	-	-	(10,066)	(10,066)

Balance, June 30, 2010	1,000,000	100	(27,881)	(27,781)

Net loss for the year ended June 30, 2011	-	-	(11,488)	(11,488)

Balance, June 30, 2011	1,000,000	100	(39,369)	(39,269)

Net loss for the six months ended December 31, 2011	-	-	(6,183)	(6,183)

Balance, December 31, 2011	1,000,000	$100	$(45,552)	$(45,452)

See accompanying notes to financial statements.

MODULE ONE RD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO DECEMBER 31, 2011

	Six months ended December 31, 2011	Six months ended December 31, 2010	Period from October 11, 2007 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,183)	$(5,743)	$(45,552)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(1,772)	(3,250)	1,017
Increase in accrued interest – related party	1,353	892	6,799
CASH FLOWS USED BY OPERATING ACTIVITIES	(6,602)	(8,101)	(37,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	6,727	8,091	37,791
Proceeds from sales of common stock	0	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,727	8,091	37,891

NET INCREASE (DECREASE) IN CASH	125	(10)	155

Cash, beginning of period	30	10	0
Cash, end of period	$155	$0	$155

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Cash and Cash Equivalents

Module One RD considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2011 and June 30, 2011, the Company had $155 and $30 of cash, respectively.

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

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

Module One RD does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at December 31 and June 30, 2011 consisted of amounts owed to the Company’s outside independent auditors, its outside attorney, and/or an outside SEC filing service.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital.  The loans are due upon demand, bear 8% interest and are unsecured. The balance due on these loans was $37,791 and $31,064 as of December 31, 2011 and June 30, 2011, respectively.

Accrued interest on the above loans was $6,799 and $5,446 as of December 31, 2011 and June 30, 2011.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

On October 13, 2007, the Company issued 1,000,000 shares of common stock for cash proceeds of $100.

As of December 31, 2011 and June 30, 2011 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of December 31, 2011 and June 30, 2011 there were 0 shares of preferred stock issued and outstanding.

NOTE 5 – INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $45,500 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

December 31, 2011
Federal income tax benefit attributable to:
Current operations	$2,100
Less: valuation allowance	(2,100)
Net provision for Federal income taxes	$0

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 5 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2011	June 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$15,485	$13,385
Less: valuation allowance	(15,485)	(13,385)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $45,500 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 7, 2012, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $155, consisting exclusively of cash.  This compares with total assets of $30 at June 30, 2011, our fiscal year end.  At December 31, 2011, the Company had current liabilities of $45,607 compared with current liabilities of $39,299 at June 30, 2011, in each case, comprised exclusively of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	For the Cumulative Period from October 12, 2008 (Inception) to December 31, 2011
Net Cash Used In Operating Activities	$(6,602)	$(8,101)	$(37,736)
Net Cash Provided by Financing Activities	$6,727	$8,091	$37,891
Net Increase (Decrease) in Cash and Cash Equivalents	$125	$(10)	$155

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues.  We reported a net loss for the six months ended December 31, 2011 of $6,183 compared to a net loss of $5,743 for the comparable 2010 period, and have suffered a net loss since inception of $45,552.  At December 31, 2011, we had a working capital deficit of $45,452 compared to $39,269 at June 30, 2011.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of June 30, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

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

MODULE ONE RD, INC.

Date: February 9, 2012	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer and
Principal Financial Officer