Form 10-Q
period 2012-03-31
Module One RD, INC
filed 2012-05-15
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2012 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MODULE ONE RD, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2012

MODULE ONE RD, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2012

Balance Sheets as of March 31, 2012 and June 30, 2011 (unaudited)	F - 1

Statements of Operations for the three months and nine months ended March 31, 2012 and 2011 and the period from October 11, 2007 (Date of Inception) to March 31, 2012 (unaudited)	F - 2

Statement of Stockholder’s Deficit as of March 31, 2012 (unaudited)	F - 3

Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and the period from October 11, 2007 (Date of Inception) to March 31, 2012 (unaudited)	F - 4

Notes to Financial Statements	F - 5 – F - 8

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2012 AND JUNE 30, 2011

	March 31, 2012	June 30, 2011
ASSETS
Current Assets
Cash and equivalents	$155	$30

TOTAL ASSETS	$155	$30

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$1,000	$2,789
Accrued interest – related party	7,556	5,446
Loan payable - related party	38,808	31,064
Total liabilities	47,364	39,299

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Deficit accumulated during the development stage	(47,309)	(39,369)
Total stockholder’s deficit	(47,209)	(39,269)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$155	$30

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2012

	Three months ended March 31, 2012	Three months ended March 31, 2011	Nine months ended March 31, 2012	Nine months ended March 31, 2011	Period from October 11, 2007 (Inception) to March 31, 2012

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	1,000	1,625	4,837	5,250	36,482
General and administrative expenses	0	35	993	1,261	3,271
TOTAL EXPENSES	1,000	1,660	5,830	6,511	39,753

LOSS FROM OPERATIONS	(1,000)	(1,660)	(5,830)	(6,511)	(39,753)

OTHER EXPENSES
Interest expense	757	595	2,110	1,487	7,556

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,757)	(2,255)	(7,940)	(7,998)	(47,309)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(1,757)	$(2,255)	(7,940)	$(7,998)	$(47,309)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2012

	Common Stock		Deficit accumulated during the development
	Shares	Amount	stage	Total

Inception, October 11, 2007	0	$0	$0	$0

Issuance of common stock for cash @$.0001	1,000,000	100	-	100

Net loss for the period ended June 30, 2008	-	-	(10,484)	(10,484)

Balance, June 30, 2008	1,000,000	100	(10,484)	(10,384)

Net loss for the year ended June 30, 2009	-	-	(7,331)	(7,331)

Balance, June 30, 2009	1,000,000	100	(17,815)	(17,715)

Net loss for the year ended June 30, 2010	-	-	(10,066)	(10,066)

Balance, June 30, 2010	1,000,000	100	(27,881)	(27,781)

Net loss for the year ended June 30, 2011	-	-	(11,488)	(11,488)

Balance, June 30, 2011	1,000,000	100	(39,369)	(39,269)

Net loss for the nine months ended March 31, 2012	-	-	(7,940)	(7,940)

Balance, March 31, 2012	1,000,000	$100	$(47,309)	$(47,209)

See accompanying notes to financial statements.

MODULE ONE RD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2012

	Nine months ended March 31, 2012	Nine months ended March 31, 2011	Period from October 11, 2007 (Inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,940)	$(7,998)	$(47,309)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(1,789)	(3,250)	1,000
Increase in accrued interest – related party	2,110	1,487	7,556
CASH FLOWS USED BY OPERATING ACTIVITIES	(7,619)	(9,761)	(38,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	7,744	9,791	38,808
Proceeds from sales of common stock	0	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,744	9,791	38,908

NET INCREASE (DECREASE) IN CASH	125	30	155

Cash, beginning of period	30	10	0
Cash, end of period	$155	$40	$155

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2012

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

Cash and Cash Equivalents
Module One RD considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2012 and June 30, 2011, the Company had $155 and $30 of cash, respectively.

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
MARCH 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Module One RD does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at March 31, 2012 and June 30, 2011 consisted of amounts owed to the Company’s outside independent auditors.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital.  The loans are due upon demand, bear 8% interest and are unsecured. The balance due on these loans was $38,808 and $31,064 as of March 31, 2012 and June 30, 2011, respectively.

Accrued interest on the above loans was $7,556 and $5,446 as of March 31, 2012 and June 30, 2011.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

On October 13, 2007, the Company issued 1,000,000 shares of common stock for cash proceeds of $100.

As of March 31, 2012 and June 30, 2011 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of March 31, 2012 and June 30, 2011 there were 0 shares of preferred stock issued and outstanding.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 – INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $47,300 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	March 31, 2012	March 31, 2011
Federal income tax benefit attributable to:
Current operations	$2,700	$2,720
Less: valuation allowance	(2,700)	(2,720)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2012	June 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$16,085	$13,385
Less: valuation allowance	(16,085)	(13,385)
Net deferred tax asset	$0	$0

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
MARCH 31, 2012

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.  Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.”  We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies.  Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders prior to the transaction and cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

Liquidity and Capital Resources

At March 31, 2012, we had total assets of $155, consisting exclusively of cash.  This compares with total assets of $30 at June 30, 2011, our fiscal year end.  At March 31, 2012, the Company had current liabilities of $47,364 compared with current liabilities of $39,299 at June 30, 2011, in each case, comprised primarily of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended March 31 2012	Six Months Ended March 31, 2011	For the Cumulative Period from October 12, 2008 (Inception) to March 31, 2012
Net Cash Used By Operating Activities	$(7,619)	$(9,761)	$(38,753)
Net Cash Provided by Financing Activities	$7,744	$9,791	$38,908
Net Increase (Decrease) in Cash and Cash Equivalents	$125	$30	$155

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues.  We reported a net loss for the three and nine months ended March 31, 2012 of $1,757 and $7,940, respectively, and a net loss of $2,255 and $7,998 for the comparable 2011 periods, and have suffered a net loss since inception of $47,309.  At March 31, 2012, we had a working capital deficit of $47,209 compared to $39,269 at June 30, 2011.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of securities and attain future profitable operations.   Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of June 30, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

        None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULE ONE RD, INC.

Date: May 15, 2012	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer and
Principal Financial Officer