Form 10-Q
period 2012-09-30
Module One RD, INC
filed 2012-11-14
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000- 52953

MODULE ONE RD, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-0830388
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

228 Clearwater Drive, Ponte Vedra Beach, Florida 32082
(Address of principal executive offices)

(904) 273-8420
Issuer’s telephone number

______________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 14, 2012 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30 AND JUNE 30, 2012

	September 30, 2012 (unaudited)	June 30, 2012
ASSETS
Current Assets
Cash and equivalents	$24	$116

TOTAL ASSETS	$24	$116

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$1,650	$4,050
Accrued interest – related party	9,548	8,506
Loan payable - related party	47,262	42,892
Total liabilities	58,460	55,448

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Deficit accumulated during the development stage	(58,536)	(55,432)
Total stockholder’s deficit	(58,436)	(55,332)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$24	$116

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

	Three months ended September 30, 2012	Three months ended September 30, 2011	Period from October 11, 2007 (Inception) to September 30, 2012

REVENUES	$0	$0	$0

EXPENSES
Professional fees	1,653	2,937	43,919
General and administrative expenses	410	375	5,070
TOTAL EXPENSES	2,063	3,312	48,989

LOSS FROM OPERATIONS	(2,063)	(3,312)	(48,989)

OTHER EXPENSES
Interest expense	1,041	660	9,547

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,104)	(3,972)	(58,536)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(3,104)	$(3,972)	$(58,536)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

	Common Stock		Deficit accumulated during the development
	Shares	Amount	stage	Total

Inception, October 11, 2007	0	$0	$0	$0

Issuance of common stock for cash @$.0001	1,000,000	100	-	100

Net loss for the period ended June 30, 2008	-	-	(10,484)	(10,484)

Balance, June 30, 2008	1,000,000	100	(10,484)	(10,384)

Net loss for the year ended June 30, 2009	-	-	(7,331)	(7,331)

Balance, June 30, 2009	1,000,000	100	(17,815)	(17,715)

Net loss for the year ended June 30, 2010	-	-	(10,066)	(10,066)

Balance, June 30, 2010	1,000,000	100	(27,881)	(27,781)

Net loss for the year ended June 30, 2011	-	-	(11,488)	(11,488)

Balance, June 30, 2011	1,000,000	100	(39,369)	(39,269)

Net loss for the year ended June 30, 2012	-	-	(16,063)	(16,063)

Balance, June 30, 2012	1,000,000	100	(55,432)	(55,332)

Net loss for the three months ended September 30, 2012	-	-	(3,104)	(3,104)

Balance, September 30, 2012	1,000,000	100	(58,536)	(58,436)

See accompanying notes to financial statements.

MODULE ONE RD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

	Three months ended September 30, 2012	Three months ended September 30, 2011	Period from October 11, 2007 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,104)	$(3,972)	$(58,536)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,400)	148	1,650
Increase in accrued interest – related party	1,042	660	9,548
CASH FLOWS USED BY OPERATING ACTIVITIES	(4,462)	(3,164)	(47,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	4,370	3,289	47,262
Proceeds from sales of common stock	0	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,370	3,289	47,362

NET INCREASE (DECREASE) IN CASH	(92)	125	24

Cash, beginning of period	116	30	0
Cash, end of period	$24	$155	$24

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Cash and Cash Equivalents
Module One RD considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2012 and June 30, 2012, the Company had $24 and $116 of cash, respectively.

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
SEPTEMBER 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of September 30, 2012, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Module One RD does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at September 30 and June 30, 2012 consisted of amounts owed to the Company’s outside independent auditors and its outside attorney.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital.  The loans are due upon demand, bear 8% interest and are unsecured. The balance due on these loans was $47,262 and $42,892 as of September 30, 2012 and June 30, 2012, respectively.

Accrued interest on the above loans was $9,548 and $8,506 as of September 30, 2012 and June 30, 2012.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

On October 13, 2007, the Company issued 1,000,000 shares of common stock for cash proceeds of $100.

As of September 30, 2012 and June 30, 2012 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of September 30, 2012 and June 30, 2012 there were 0 shares of preferred stock issued and outstanding.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 5 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of approximately $58,500 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2012	September 30, 2011
Federal income tax benefit attributable to:
Current Operations	$1,055	$1,350
Less: valuation allowance	(1,055)	(1,350)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2012	June 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$19,901	$18,846
Less: valuation allowance	(19,901)	(18,846)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $58,500 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
SEPTEMBER 30, 2012

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

Overview

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

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on December 5, 2007, and since its effectiveness, the Company has focused its efforts on identifying a possible Target for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.  Our fiscal year ends on December 31.

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

Liquidity and Capital Resources

At September 30, 2012, we had total assets of $24, consisting exclusively of cash.  This compares with total assets of $116 at June 30, 2012 our fiscal year end.  At September 30, 2012, the Company had current liabilities of $58,460 compared with current liabilities of $55,448 at June 30, 2012, in each case, comprised principally of amounts owed to our stockholder.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholder.  Our stockholder has advised management orally that he presently expects to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary.  However, our stockholder is under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	For the Cumulative Period from October 12, 2007 (Inception) to September 30, 2012
Net Cash Used by Operating Activities	$4,462	$3,164	$47,338
Net Cash Provided by Financing Activities	$4,370	$3,289	$47,362
Net Increase (Decrease) in Cash and Cash Equivalents	$24	$155	$24

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues.  We reported a net loss for the three months ended September 30, 2012 of $3,104, compared to a net loss of $3,972 for the comparable 2011 period, and have suffered a net loss since inception of $58,536.  At September 30, 2012, we had a working capital deficit of $58,436 compared to a working capital deficit of $55,332 at June 30, 2012.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
2
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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

MODULE ONE RD, INC.

Date: November 14, 2012	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer
and Principal Financial Officer