Form 10-Q
period 2013-03-31
Module One RD, INC
filed 2013-05-07
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission file number: 000- 52953

MODULE ONE RD, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-0830388
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 6, 2013 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2013 AND JUNE 30, 2012

	March 31, 2013	June 30, 2012
ASSETS
Current Assets
Cash and equivalents	$84	$116

TOTAL ASSETS	$84	$116

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$1,954	$4,050
Accrued interest – related party	11,614	8,506
Loan payable - related party	53,814	42,892
Total liabilities	67,382	55,448

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Deficit accumulated during the development stage	(67,398)	(55,432)
Total stockholder’s deficit	(67,298)	(55,332)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$84	$116

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2013

	Three months ended March 31, 2013	Three months ended March 31, 2012	Nine months ended March 31, 2013	Nine months ended March 31, 2012	Period from October 11, 2007 (Inception) to March 31, 2013

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	1,040	1,000	6,443	4,837	48,709
General and administrative expenses	1,234	0	2,416	993	7,076
TOTAL EXPENSES	2,274	1,000	8,859	5,830	55,785

LOSS FROM OPERATIONS	(2,274)	(1,000)	(8,859)	(5,830)	(55,785)

OTHER EXPENSES
Interest expense	1,047	757	3,107	2,110	11,613

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,321)	(1,757)	(11,966)	(7,940)	(67,398)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	(3,321)	$(1,757)	(11,966)	(7,940)	$(67,398)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2013

	Common Stock		Deficit accumulated during the development
	Shares	Amount	stage	Total

Inception, October 11, 2007	0	$0	$0	$0

Issuance of common stock for cash @$.0001	1,000,000	100	-	100

Net loss for the period ended June 30, 2008	-	-	(10,484)	(10,484)

Balance, June 30, 2008	1,000,000	100	(10,484)	(10,384)

Net loss for the year ended June 30, 2009	-	-	(7,331)	(7,331)

Balance, June 30, 2009	1,000,000	100	(17,815)	(17,715)

Net loss for the year ended June 30, 2010	-	-	(10,066)	(10,066)

Balance, June 30, 2010	1,000,000	100	(27,881)	(27,781)

Net loss for the year ended June 30, 2011	-	-	(11,488)	(11,488)

Balance, June 30, 2011	1,000,000	100	(39,369)	(39,269)

Net loss for the year ended June 30, 2012	-	-	(16,063)	(16,063)

Balance, June 30, 2012	1,000,000	100	(55,432)	(55,332)

Net loss for the nine months ended March 31, 2013	-	-	(11,966)	(11,966)

Balance, March 31, 2013	1,000,000	100	(67,398)	(67,298)

See accompanying notes to financial statements.

MODULE ONE RD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2013

	Nine months ended March 31, 2013	Nine months ended March 31, 2012	Period from October 11, 2007 (Inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,966)	$(7,940)	$(67,398)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,096)	(1,789)	1,954
Increase in accrued interest – related party	3,108	2,110	11,614
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,954)	(7,619)	(53,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	10,922	7,744	53,814
Proceeds from sales of common stock	0	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,922	7,744	53,914

NET INCREASE (DECREASE) IN CASH	(32)	125	84

Cash, beginning of period	116	30	0
Cash, end of period	$84	$155	$84

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

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

Cash and Cash Equivalents
Module One RD considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2013 and June 30, 2012, the Company had $84 and $116 of cash, respectively.

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
MARCH 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Module One RD does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at March 31, 2013 and June 30, 2012 consisted of amounts owed to the Company’s outside independent auditors and its outside attorney.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are due upon demand, bear 8% interest and are unsecured. The balance due on these loans was $53,814 and $42,892 as of March 31, 2013 and June 30, 2012, respectively.

Accrued interest on the above loans was $11,614 and $8,506 as of March 31, 2013 and June 30, 2012.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

On October 13, 2007, the Company issued 1,000,000 shares of common stock for cash proceeds of $100.

As of March 31, 2013 and June 30, 2012 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of March 31, 2013 and June 30, 2012 there were 0 shares of preferred stock issued and outstanding.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 5 – INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $67,400 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	March 31, 2013	March 31, 2012
Federal income tax benefit attributable to:
Current Operations	$4,068	$2,700
Less: valuation allowance	(4,068)	(2,700)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2013	June 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$22,914	$18,846
Less: valuation allowance	(22,914)	(18,846)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $67,400 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
MARCH 31, 2013

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

Our management has broad discretion with respect to identifying and selecting a prospective Target. We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry. Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company. Accordingly, he may not successfully identify a Target or conclude a Business Combination. In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters. Our dole officer devotes only as much time as he deems necessary to our affairs.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination. Our current assets will not be sufficient for these purposes; however, we believe we will be able to meet these costs from cash which may be loaned to or invested in us by our stockholder, management or, possibly other investors. It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At March 31, 2013, we had total assets of $84, consisting exclusively of cash. This compares with total assets of $116 at June 30, 2012 our fiscal year end. At March 31, 2013, the Company had current liabilities of $67,382 compared with current liabilities of $55,448 at June 30, 2012, in each case, comprised principally of amounts owed to our stockholder.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	For the Cumulative Period from October 12, 2007 (Inception) to March 31, 2013
Net Cash Used by Operating Activities	$(10,954)	$(7,619)	$(53,830)
Net Cash Provided by Financing Activities	$10,922	$7,744	$53,914
Net Increase (Decrease) in Cash and Cash Equivalents	$(32)	$125	$84

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three and nine months ended March 31, 2013 of $3,321 and $11,966, respectively, compared to a net loss of $1,757 and $7,940, for the comparable 2012 periods, and have suffered a net loss since inception of $67,398. At March 31, 2013, we had a working capital deficit of $67,298 compared to a working capital deficit of $55,332 at June 30, 2012. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of the material weaknesses in our internal control over financial reporting that existed as of June 30, 2012 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2013.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

•	We did not maintain effective controls over the control environment.
•	We did not maintain effective controls over financial statement disclosure.
•	We did not maintain effective controls over financial reporting.
•
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, limited resources and the nature of our business. We are a “shell company,” as defined under the Securities Act, in that we have no operations, nominal assets and no revenue or income. Further, we have no full-time employees. As a result, we are constrained by our lack of financial and personnel resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
2
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

MODULE ONE RD, INC.

Date: May 6, 2013	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer and Principal Financial Officer