Form 10-K
period 2013-06-30
Module One RD, INC
filed 2013-09-26
CIK 1420061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

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
(Address of registrant's principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (904) 273-8420

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐  No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 23, 2013 was approximately $ -0- .

At September 23, 2013 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business transaction and any other statements that are not statements of current or historical facts.  These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business transaction with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business transaction; our personnel allocating his time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

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

PART I

General

Module One RD, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on October 12, 2007. We were organized to serve as a vehicle for a business transaction through a capital stock exchange, merger, asset acquisition or other similar business transaction (a “Business Transaction”) with an operating or development stage business (a “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses. We have not generated any revenue, have no full-time employees and do not own or lease any property. To date, we have funded our operations from the proceeds of loans from our present and former stockholders.

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

We will not engage in any substantive commercial business or revenue generating operations unless and until we consummate a Business Transaction. We currently are identifying and evaluating Target Businesses but we do not have any specific Business Transaction under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which opportunity is the most attractive will be based on our analysis of a variety of factors, including whether the transaction would be in the best interests of our securityholders, the terms of the transaction and the perceived quality of the business of the Target Business.

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

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target Business candidates may be brought to our attention from affiliated and unaffiliated sources. Our management may tap personal contacts and relationships he and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors. In addition, management may initiate formal or informal inquiries or attend trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to or for any services they render in connection with the consummation of a Business Transaction.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Business candidates in which they believe we may have an interest. We may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though, to date, we have not engaged any such persons. We have not adopted any policy with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or the amount of fees we may pay to them. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

Selection criteria for a Target Business.

We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry in the industry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment within the industry; and
•	The costs associated with affecting the Business Transaction with a particular Target Business.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Transaction with any Target Business. Any evaluation relating to the merits of a particular Business Transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible. Our review will be constrained by our limited capital resources, lack of full-time employees and management’s inexperience in such endeavors. We may enter into a Business Transaction with a privately-held company in its early stages of development or that has only a limited operating history on which we could base our decision. Since little public information typically is available about these companies, we will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns from entering into a Business Transaction with such a company. We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us. This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

Our financial and personnel limitations may render it impractical for us to conduct an exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Transaction. Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analyses and market surveys or other methodologies which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals, promoters, sponsors or others associated with the business opportunity seeking our participation.

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

The time and costs required to select and evaluate a Target Business and to structure and complete a Business Transaction cannot presently be ascertained with any degree of certainty. Any costs we incur in furtherance of consummating a Business Transaction that is not consummated may result in a loss to us.

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

It is likely we will structure a Business Transaction as either an acquisition of the stock or assets of the Target Business or a merger of the Target Business with us or a wholly owned subsidiary we may organize to engage in the transaction. Important factors the parties will consider in structuring a Business Transaction will be the time and cost of a particular structure and the tax treatment that the structure might receive. If the Business Transaction is structured as an acquisition of a Target Business's stock or assets, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management. If the Business Transaction is structured as a merger, the transaction would require the approval of the holders of a majority of the outstanding shares of our common stock which may necessitate calling a stockholders' meeting to obtain such approval and the filing of reports and documents with the SEC and state agencies. This process may result in delays and additional expenses in the consummation of a proposed transaction and afford rights to dissenting stockholders who could require us to purchase their stock for cash. In light of the above, management likely will seek to structure a Business Transaction as an acquisition so as not to require stockholder approval. In either case, we likely will issue a significant number of shares to the securityholders of the Target Business and our stockholders prior to the transaction likely would hold a small minority of the outstanding shares of our common stock after giving effect to the transaction.

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

Competition

We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting these types of business transactions directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, personnel and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business transactions with targets similar to those we expect to pursue. Our lack of financial resources to provide to a Target Business may negatively impact our ability to consummate a Business Transaction.

If we succeed in affecting a Business Transaction, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot currently apprise you of these risks nor can we assure you that, subsequent to a Business Transaction, we will have the resources or ability to compete effectively.

Employees

We have one executive officer who has other business interests and who is not obligated to devote any specific number of hours to our matters. She intends to devote only as much time as he deems necessary to our affairs. The amount of time our officer will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Transaction and the stage of the Business Transaction process the Company is in. Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Transaction as developments warrant. We do not intend to have any full time employees prior to the consummation of a Business Transaction.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions. To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other entities or persons with which our management is associated or have an interest, rather than offering such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Our officer and director, who is our sole stockholder, may negotiate for or otherwise consent to the disposition of all or any portion of his stock as a condition to, or in connection, with a Business Transaction. Therefore, it is possible that the terms of any Business Transaction will provide for the sale of all or a portion of his stock which would raise issues relating to a possible conflict of interest with our other security holders.

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

At June 30, 2013, we had $84 of cash in our treasury and no other assets of any kind, and liabilities of $72,986, consisting principally of amounts due to our stockholder. We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing reports under the Exchange Act, identifying a Target Business and negotiating a Business Transaction. The report of our independent auditor and Note 7 to the financial statements included in this Form 10-K indicate that our losses from operations, net capital deficiency, failure to generate cash flow and ongoing operating expenses without corresponding revenues raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to continue as a going concern and are forced to discontinue operations our stockholders could lose the entire amount of their investment in our Company.

We require capital to fund our ongoing operations. If capital is not available, we may have to discontinue operations.

To date, we have funded our operations from the proceeds of loans from our stockholder. Our sole stockholder has advised us of his intention to fund our operations for the foreseeable future, though there is no written agreement binding him to do so. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In the event that we are unable to obtain the cash required to fund our business, we will not be able to continue operations and stockholders could lose the entire amount of their investment in our Company. Without further capital infusion, we will not have the ability to continue operations beyond the filing of this report.

We are a development stage company with no operating history. Accordingly, there is no basis upon which to evaluate our ability to achieve our business objective. We can offer no assurance that we ever will consummate a Business Transaction or that any such transaction will result in a gain for our stockholders.

We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you have no basis upon which to evaluate our ability to achieve our business objectives. We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate a Business Transaction, if ever. We are currently in the process of evaluating and identifying targets for a Business Transaction. We cannot assure you as to when or if a Business Transaction will occur. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Transaction.

Our officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served in any capacity with a company the objective acquiring an operating business. Accordingly, you may not be able to adequately evaluate management’s ability to consummate a Business Transaction. Moreover, our officer and director does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Transaction and he may not uncover all material information about a Target Business prior to a Business Transaction nor may he accurately assess a Target Company's business or management. Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose their entire investment.

We do not have a specific plan for identifying Target Businesses and we cannot predict when or if we ever will affect a Business Transaction or estimate the costs in connection with such transaction.

Our management does not have any specific plan or process for identifying a Target Business or effectuating a Business Transaction. The business of the Company is predicated upon relationships built by management and the ongoing effort to develop new contacts through which management is introduced to potential Target Businesses. Moreover, given the wide ranging variables inherent in our business, management cannot predict the amount of time required to effectuate a Business Transaction nor the capital required therefor. In light of these factors, we cannot assure investors that we ever will consummate a Business Transaction.

Our officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a Business Transaction.

Our officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Transaction. If our officer’s other business affairs require him to devote more substantial additional time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Transaction. We cannot assure you that these conflicts will be resolved in our favor.

We have no existing agreement for a Business Transaction or other transaction.

We presently have no written arrangement or agreement with respect to engaging in a Business Transaction. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Transaction. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a Business Transaction on favorable terms.

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

Given our limited financial resources and other considerations, it is likely we will complete a Business Transaction with only one Target Business. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Transactions or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

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

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a Business Transaction as contemplated by us. There is no assurance that we will be able to enter into a Business Transaction on terms favorable to us. Decisions as to which business opportunity to participate in will be made unilaterally by our management, which, in many cases, may act without the consent, vote or approval of our stockholders.

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

We expect to issue a significant number of new shares of capital stock in a Business Transaction, which will result in substantial dilution and a change in control of ownership of the Company.

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

Our common stock after a Business Transaction may be deemed a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices of penny stocks often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock stocks in any market that develops for our common stock in the future, which may limit the ability to buy and sell our stock and which will have an adverse effect on any market that develops for our shares.

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

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Transaction, we expect to retain such earnings and re-invest them into the Company to further its business objectives.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of September 25, 2013, there was one holder of record of 1,000,000 outstanding shares of our common stock.

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

Shares Available for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless all of the following conditions are met:

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

The Company did not issue or sell any securities during the fiscal year ended June 30, 2013.

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

We were formed to serve as a vehicle to acquire, through a capital stock exchange merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended June 30, 2013, our fiscal year end.

We are currently in the process of evaluating and identifying targets for a Business Transaction. We will not engage in, any substantive commercial business activities unless and until we consummate a Business Transaction, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. There are numerous risks in connection with our current and proposed business plans, including all of the risks enumerated under “Item 1A Risk Factors.” Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risks.

We expect that in connection with any Business Transaction, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that such transaction qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

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

Liquidity and Capital Resources.

As of June 30, 2013, the Company had total assets of $84, comprised exclusively of cash. This compares with assets of $116, comprised exclusively of cash, as of June 30, 2012. The Company’s liabilities as of June 30, 2013 totaled $72,986 comprised primarily of amounts due to affiliates. This compares with liabilities of $55,448, comprised primarily of monies due to affiliates, as of June 30, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended June 30, 2013 and June 30, 2012 and for the cumulative period from October 12, 2007 (inception) to June 30, 2013.

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2012	For the Cumulative Period from October 12, 2007 (inception) to June 30, 2013

Net cash provided by (used in) operating activities	$(13,816)	$(11,742)	$(56,692)
Net cash provided by (used in) financing activities	$13,784	$11,828	$56,776
Net increase (decrease) in cash and cash equivalents	$(32)	$86	$84

The Company has nominal assets and has generated no revenues since inception. Our current assets will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Transaction. These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Transaction with a profitable Target Business, if ever.

To date, we have funded our operations through loans from our present stockholders. Our current stockholder has advised us that he expects to fund additional costs and expenses that we will incur in connection with our operations through loans or further investment in the Company, as and when necessary. However, he is not bound to do so. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Results of Operations.

Since our inception, we have not engaged in any revenue generating activities or realized any revenues. It is unlikely the Company will have any revenues unless it is able to affect a Business Transaction or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable Target Businesses.

We reported a net loss for the year ended June 30, 2013 of $17,570, compared to a net loss for the year ended June 30, 2012 of $16,063 and a have suffered a net loss since inception of $73,002. The Company has a negative working capital of $74,902 at June 30, 2013.

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

FINANCIAL STATEMENT INDEX

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080 Fax (248) 281-0940 30600 Telegraph Road, Suite 2175 Bingham Farms, MI 48025-4586 www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Module One RD, Inc.
Ponte Vedra Beach, Florida

We have audited the accompanying balance sheets of Module One RD, Inc., as of June 30, 2013 and 2012, and the related statements of operations, stockholder’s deficit, and cash flows for the years then ended and the period from October 12, 2007 (date of inception) to June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Module One RD, Inc., as of June 30, 2013 and 2012 and the results of their operations and cash flows for the years then ended and the period from October 12, 2007 (date of inception) to June 30, 2013, in conformity with accounting principles generally accepted in the United States.

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

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
September 10, 2013

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and equivalents	$84	$116

TOTAL ASSETS	$84	$116

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$3,705	$4,050
Accrued interest – related party	12,605	8,506
Loan payable - related party	56,676	42,892
Total liabilities	72,986	55,448

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Additional paid-in capital	0	0
Deficit accumulated during the development stage	(73,002)	(55,432)
Total stockholder’s deficit	(72,902)	(55,332)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$84	$116

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
FOR THE PERIOD FROM OCTOBER 12, 2007 (INCEPTION) TO JUNE 30, 2013

	Year ended June 30, 2013	Year ended June 30, 2012	Period from October 12, 2007 (Inception) to June 30, 2013

REVENUES	$0	$0	$0

EXPENSES
Professional fees	9,838	10,621	52,104
General and administrative expenses	3,634	2,382	8,294
TOTAL EXPENSES	13,472	13,003	60,398

LOSS FROM OPERATIONS	(13,472)	(13,003)	(60,398)

OTHER EXPENSES
Interest expense	4,098	3,060	12,604

LOSS BEFORE PROVISION FOR INCOME TAXES	(17,570)	(16,063)	(73,002)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(17,570)	$(16,063)	$(73,002)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT
PERIOD FROM OCTOBER 12, 2007 (INCEPTION) TO JUNE 30, 2013

	Common Stock		Additional Paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, October 12, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash @ $0.0001	1,000,000	100	-	-	100

Net loss for the period ended June 30, 2008	-	-	-	(10,484)	(10,484)

Balance, June 30, 2008	1,000,000	100	0	(10,484)	(10,384)

Net loss for the year ended June 30, 2009	-	-	-	(7,331)	(7,331)

Balance, June 30, 2009	1,000,000	100	0	(17,815)	(17,715)

Net loss for the year ended June 30, 2010	-	-	-	(10,066)	(10,066)

Balance, June 30, 2010	1,000,000	100	0	(27,881)	(27,781)

Net loss for the year ended June 30, 2011	-	-	-	(11,488)	(11,488)

Balance, June 30, 2011	1,000,000	100	0	(39,369)	(39,269)

Net loss for the year ended June 30, 2012	-	-	-	(16,063)	(16,063)

Balance, June 30, 2012	1,000,000	100	0	(55,432)	(55,332)

Net loss for the year ended June 30, 2013	-	-	-	(17,570)	(17,570)

Balance, June 30, 2013	1,000,000	$100	$0	$(73,002)	$(72,902)

See accompanying notes to financial statements.

MODULE ONE RD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
PERIOD FROM OCTOBER 12, 2007 (INCEPTION) TO JUNE 30, 2013

	Year ended June 30, 2013	Year ended June 30, 2012	Period from October 12, 2007 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(17,570)	$(16,063)	$(73,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(345)	1,261	3,705
Increase in accrued interest – related party	4,099	3,060	12,605
Net Cash Used in Operating Activities	(13,816)	(11,742)	(56,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	13,784	11,828	56,676
Proceeds from sales of common stock	0	0	100
Net Cash Provided by Financing Activities	13,784	11,828	56,776

NET INCREASE (DECREASE) IN CASH	(32)	86	84

Cash, beginning of period	116	30	0
Cash, end of period	$84	$116	$84

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Module One RD, Inc. (“Module One RD” and the “Company”) was organized under the laws of the State of Nevada on October 12, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Cash and Cash Equivalents
Module One RD considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2013 and 2012, the Company had $84 and $116 of cash, respectively.

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
JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of June 30, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Module One RD does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at June 30, 2013 consisted of amounts owed to the Company’s outside independent auditors, and for edgarizing and business management services. At June 30, 2012, accrued expenses consisted of amounts owed to the Company’s outside independent auditors only.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are due upon demand, bear 8% interest and are unsecured. The balance due on these loans was $56,676 and $42,892 as of June 30, 2013 and 2012, respectively. Accrued interest on the above loans was $12,605 and $8,506 as of June 30, 2013 and 2012.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized and 10,000,000 shares of $0.0001 par value preferred stock authorized.

On October 13, 2007, the Company issued 1,000,000 shares of common stock for cash proceeds of $100.

As of June 30, 2013 and 2012 there were 1,000,000 shares of common stock issued and outstanding.

As of June 30, 2013 and 2012 there were 0 shares of preferred stock issued and outstanding.

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

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 6 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $73,002 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended June 30:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$5,974	$5,461
Less: valuation allowance	(5,974)	(5,461)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at June 30:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$24,820	$18,846
Less: valuation allowance	(24,820)	(18,846)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $73,002 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership, occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who also is our Principal Financial Officer, and who we refer to in this annual report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

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

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of June 30, 2013, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time we expect that incoming management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

Name	Age	Title

Thomas Hurley	53	President, Chief Executive Officer, Chief Financial Officer and Director

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of a written representation from our sole director, officer and stockholder, we believe that such person is in compliance with the requirements of Section 16(a) during fiscal year ended June 30, 2013.

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

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time. The board of directors takes the position that management of a Target Business will make a determination to establish a compensation committee that will be suitable for its operations at such time as the Company consummates a Business Transaction, if ever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 25, 2013, certain information regarding beneficial ownership of our common stock by our sole officer and director, who is our only stockholder.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the twelve months ended June 30, 2013, the Company borrowed an aggregate of $13,784 from Thomas Hurley, our sole officer, director and stockholder and has borrowed an aggregate of $56,776 from Mr. Hurley since inception. Each of the loans is evidenced by a promissory note that is payable on demand with interest calculated at the rate of 8% per year. The proceeds from the loans were utilized by the Company to cover the costs and expenses incurred the preparation and filing of reports under the Exchange Act and in connection with the identification and due diligence process with respect to a Business Transaction.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Silberstein Ungar, PLLC for the audit of the Company's annual financial statements for the fiscal years ending June 30, 2013 and 2012 were $2,900 and $2,700, respectively. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending June 30, 2013 and June 30, 2012 were $1,950 and $1,500, respectively.

AUDIT-RELATED FEES. We did not pay any audit related fees paid to our accountants for either of the past two fiscal years.

TAX FEES. During the year ended June 30, 2013, we paid $300 to our accountants for tax related services. During the year ended June 30, 2012, we paid $1,000 to our accountants for tax related services.

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
______________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 25, 2013.

MODULE ONE RD, INC.

September 25, 2013	By:	/s/ Thomas Hurley
Thomas Hurley
President

MODULE ONE RD, INC.

	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer, Principal Financial Officer and Principle Accounting Officer and Sole Director