Form 10-Q
period 2013-09-30
Module One RD, INC
filed 2013-11-13
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 13, 2013 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30 AND JUNE 30, 2013

	SEPTEMBER 30, 2013	JUNE 30, 2013
ASSETS
Current Assets
Cash and equivalents	$96	$84

TOTAL ASSETS	$96	$84

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$3,428	$3,705
Accrued interest – related party	13,788	12,605
Loan payable - related party	59,595	56,676
Total liabilities	76,811	72,986

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Deficit accumulated during the development stage	(76,815)	(73,002)
Total stockholder’s deficit	(76,715)	(72,902)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$96	$84

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

	Three months ended September 30, 2013	Three months ended September 30, 2012	Period from October 11, 2007 (Inception) to September 30, 2013

REVENUES	$0	$0	$0

EXPENSES
Professional fees	1,695	1653	53,799
General and administrative expenses	935	410	9,229
TOTAL EXPENSES	2,630	2,063	63,028

LOSS FROM OPERATIONS	(2,630)	(2,063)	(63,028)

OTHER EXPENSES
Interest expense	1,183	1,041	13,787

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,813)	(3,104)	(76,815)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(3,813)	$(3,104)	$(76,815)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

	Common Stock		Deficit accumulated during the development
	Shares	Amount	stage	Total

Inception, October 11, 2007	0	$0	$0	$0

Issuance of common stock for cash @$.0001	1,000,000	100	-	100

Net loss for the period ended June 30, 2008	-	-	(10,484)	(10,484)

Balance, June 30, 2008	1,000,000	100	(10,484)	(10,384)

Net loss for the year ended June 30, 2009	-	-	(7,331)	(7,331)

Balance, June 30, 2009	1,000,000	100	(17,815)	(17,715)

Net loss for the year ended June 30, 2010	-	-	(10,066)	(10,066)

Balance, June 30, 2010	1,000,000	100	(27,881)	(27,781)

Net loss for the year ended June 30, 2011	-	-	(11,488)	(11,488)

Balance, June 30, 2011	1,000,000	100	(39,369)	(39,269)

Net loss for the year ended June 30, 2012	-	-	(16,063)	(16,063)

Balance, June 30, 2012	1,000,000	100	(55,432)	(55,332)

Net loss for the year ended June 30, 2013	-	-	(17,570)	(17,570)

Balance, June 30, 2013	1,000,000	100	(73,002)	(72,902)

Net loss for the three months ended September 30, 2013	-	-	(3,813)	(3,813)

Balance, September 30, 2013	1,000,000	$100	$(76,815)	$(76,715)

See accompanying notes to financial statements.

MODULE ONE RD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

	Three months ended September 30, 2013	Three months ended September 30, 2012	Period from October 11, 2007 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,813)	$(3,104)	$(76,815)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(277)	(2,400)	3,428
Increase in accrued interest – related party	1,183	1,042	13,788
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,907)	(4,462)	(59,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	2,919	4,370	59,595
Proceeds from sales of common stock	0	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,919	4,370	59,695

NET INCREASE (DECREASE) IN CASH	12	(92)	96

Cash, beginning of period	84	116	0
Cash, end of period	$96	$24	$96

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Cash and Cash Equivalents
Module One RD considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2013 and June 30, 2013, the Company had $96 and $84 of cash, respectively.

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
SEPTEMBER 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of SEPTEMBER 30, 2013.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of SEPTEMBER 30, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Module One RD does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at September 30 and June 30, 2013 consisted of amounts owed to the Company’s outside independent auditors and its outside attorney.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are due upon demand, bear 8% interest and are unsecured. The balance due on these loans was $59,595 and $56,676 as of September 30, 2013 and June 30, 2013, respectively.

Accrued interest on the above loans was $13,788 and $12,605 as of September 30, 2013 and June 30, 2013.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

On October 13, 2007, the Company issued 1,000,000 shares of common stock for cash proceeds of $100.

As of September 30, 2013 and June 30, 2013 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of September 30, 2013 and June 30, 2013 there were 0 shares of preferred stock issued and outstanding.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 5 – INCOME TAXES

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $76,800 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2013	September 30, 2012
Federal income tax benefit attributable to:
Current Operations	$1,296	$1,055
Less: valuation allowance	(1,296)	(1,055)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2013	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$26,116	$24,820
Less: valuation allowance	(26,116)	(24,820)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $76,800 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
SEPTEMBER 30, 2013

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

Our management has broad discretion with respect to identifying and selecting a prospective Target. We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry. Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company. Accordingly, he may not successfully identify a Target or conclude a Business Combination. In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters. Our sole officer devotes only as much time as he deems necessary to our affairs.

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

Liquidity and Capital Resources

At September 30, 2013, we had total assets of $96, consisting exclusively of cash. This compares with total assets of $84 at June 30, 2013 our fiscal year end. At September 30, 2013, the Company had current liabilities of $76,811 compared with current liabilities of $72,986 at June 30, 2013, in each case, comprised principally of amounts owed to our stockholder.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	For the Cumulative Period from October 12, 2007 (Inception) to September 30, 2013
Net Cash Used by Operating Activities	$(2,907)	$(4,462)	$(59,599)
Net Cash Provided by Financing Activities	$2,919	$4,370	$59,695
Net Increase (Decrease) in Cash and Cash Equivalents	$12	$(92)	$96

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three months ended September 30, 2013 of $3,813 compared to a net loss of $3,104 for the comparable 2012 period, and have suffered a net loss since inception of $76,815. At September 30, 2013, we had a working capital deficit of $76,715 compared to a working capital deficit of $72,902 at June 30, 2013. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of the material weaknesses in our internal control over financial reporting that existed as of June 30, 2012 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

MODULE ONE RD, INC.

Date: November 13, 20013	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer and Principal Financial Officer