Form 10-Q
period 2013-12-31
Module One RD, INC
filed 2014-02-19
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 18, 2014 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF DECEMBER 31 AND JUNE 30, 2013

	December 31, 2013	June 30, 2013
ASSETS
Current Assets
Cash and equivalents	$96	$84

TOTAL ASSETS	$96	$84

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$630	$3,705
Accrued interest – related party	15,151	12,605
Loan payable - related party	64,898	56,676
Total liabilities	80,679	72,986

Stockholder’s Deficit
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Deficit accumulated during the development stage	(80,683)	(73,002)
Total stockholder’s deficit	(80,583)	(72,902)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$96	$84

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO DECEMBER 31, 2013

	Three months ended December 31, 2013	Three months ended December 31, 2012	Six months ended December 31, 2013	Six months ended December 31, 2012	Period from October 11, 2007 (Inception) to December 31, 2013

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	1,480	3,750	3,175	5,403	55,279
General and administrative expenses	1,026	772	1,960	1,182	10,254
TOTAL EXPENSES	2,506	4,522	5,135	6,585	65,533

LOSS FROM OPERATIONS	(2,506)	(4,522)	(5,135)	(6,585)	(65,533)

OTHER EXPENSES
Interest expense	1,363	1,019	2,546	2,060	15,150

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,869)	(5,541)	(7,681)	(8,645)	(80,683)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(3,869)	$(5,541)	$(7,681)	$(8,645)	$(80,683)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock		Deficit accumulated during the development
	Shares	Amount	stage	Total

Inception, October 11, 2007	0	$0	$0	$0

Issuance of common stock for cash @$.0001	1,000,000	100	-	100

Net loss for the period ended June 30, 2008	-	-	(10,484)	(10,484)

Balance, June 30, 2008	1,000,000	100	(10,484)	(10,384)

Net loss for the year ended June 30, 2009	-	-	(7,331)	(7,331)

Balance, June 30, 2009	1,000,000	100	(17,815)	(17,715)

Net loss for the year ended June 30, 2010	-	-	(10,066)	(10,066)

Balance, June 30, 2010	1,000,000	100	(27,881)	(27,781)

Net loss for the year ended June 30, 2011	-	-	(11,488)	(11,488)

Balance, June 30, 2011	1,000,000	100	(39,369)	(39,269)

Net loss for the year ended June 30, 2012	-	-	(16,063)	(16,063)

Balance, June 30, 2012	1,000,000	100	(55,432)	(55,332)

Net loss for the year ended June 30, 2013	-	-	(17,570)	(17,570)

Balance, June 30, 2013	1,000,000	100	(73,002)	(72,902)

Net loss for the six months ended December 31, 2013	-	-	(7,681)	(7,681)

Balance, December 31, 2013	1,000,000	$100	$(80,683)	$(80,583)

See accompanying notes to financial statements.

MODULE ONE RD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO DECEMBER 31, 2013

	Six months ended December 31, 2013	Six months ended December 31, 2012	Period from October 11, 2007 (Inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,681)	$(8,645)	$(80,683)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,075)	(2,400)	630
Increase in accrued interest – related party	2,546	2,061	15,151
CASH FLOWS USED BY OPERATING ACTIVITIES	(8,210)	(8,984)	(64,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	8,222	8,917	64,898
Proceeds from sales of common stock	-	-	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,222	8,917	64,998

NET INCREASE (DECREASE) IN CASH	12	(67)	96

Cash, beginning of period	84	116	0
Cash, end of period	$96	$116	$96

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Cash and Cash Equivalents
Module One RD considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2013 and June 30, 2013, the Company had $96 and $84 of cash, respectively.

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
DECEMBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of December 31, 2013, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Module One RD does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at December 31 and June 30, 2013 consisted of amounts owed to the Company’s outside independent auditors and its outside attorney.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are due upon demand, bear 8% interest and are unsecured. The balance due on these loans was $64,898 and $56,676 as of December 31, 2013 and June 30, 2013, respectively.

Accrued interest on the above loans was $15,150 and $12,605 as of December 31, 2013 and June 30, 2013.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

On October 13, 2007, the Company issued 1,000,000 shares of common stock for cash proceeds of $100.

As of December 31, 2013 and June 30, 2013 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of December 31, 2013 and June 30, 2013 there were 0 shares of preferred stock issued and outstanding.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 5 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $80,700 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended December 31:

	December 31, 2013	December 31, 2012
Federal income tax benefit attributable to:
Current operations	$2,612	$1,055
Less: valuation allowance	(2,612)	(1,055)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$27,432	$24,820
Less: valuation allowance	(27,432)	(24,820)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $80,700 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
DECEMBER 31, 2013

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination. Our current assets will not be sufficient for these purposes; however, we believe we will be able to meet these costs from cash which may be loaned to or invested in us by our stockholder, management or other investors. It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At December 31, 2013, we had total assets of $96, consisting exclusively of cash. This compares with total assets of $84 at June 30, 2013 our fiscal year end. At December 31, 2013, the Company had current liabilities of $80,679 compared with current liabilities of $72,986 at June 30, 2013, in each case, comprised principally of amounts owed to our stockholder.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	For the Cumulative Period from October 12, 2007 (inception) to December 31, 2013
Net Cash Used by Operating Activities	$(8,210)	$(8,984)	$(64,902)
Net Cash Provided by Financing Activities	$8,222	$8,917	$64,998
Net Increase (Decrease) in Cash and Cash Equivalents	$12	$(67)	$96

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three and six months ended December 31, 2013 of $3,869 and $7,681, respectively, compared to a net loss of $5,541 and $8,645, for the comparable 2012 periods, and have suffered a net loss since inception of $80,683. At December 31, 2013, we had a working capital deficit of $80,583 compared to a working capital deficit of $72,902 at June 30, 2013. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of June 30, 2013 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

MODULE ONE RD, INC.

Date: February 18, 2014	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer
and Principal Financial Officer