Form 10-Q
period 2014-03-31
Module One RD, INC
filed 2014-05-14
CIK 1420061

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 6, 2014 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2014 AND JUNE 30, 2013

	March 31, 2014	June 30, 2013
ASSETS
Current Assets
Cash and equivalents	$96	$84

TOTAL ASSETS	$96	$84

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$2,441	$3,705
Accrued interest – related party	16,444	12,605
Loan payable - related party	66,236	56,676
Total liabilities	85,121	72,986

Stockholder’s Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Deficit accumulated during the development stage	(85,125)	(73,002)
Total stockholder’s deficit	(85,025)	(72,902)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$96	$84

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2014

	Three months ended March 31, 2014	Three months ended March 31, 2013	Nine months ended March 31, 2014	Nine months ended March 31, 2013	Period from October 11, 2007 (Inception) to March 31, 2014

REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	2,109	1,040	5,284	6,443	57,389
General and administrative expenses	1,039	1,234	3,000	2,416	11,292
TOTAL EXPENSES	3,148	2,274	8,284	8,859	68,681

LOSS FROM OPERATIONS	(3,148)	(2,274)	(8,284)	(8,859)	(68,681)

OTHER EXPENSES
Interest expense	1,293	1,047	3,839	3,107	16,444

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,441)	(3,321)	(12,123)	(11,966)	(85,125)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	(4,441)	$(3,321)	(12,123)	(11,966)	$(85,125)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2014

	Common Stock		Deficit accumulated during the development
	Shares	Amount	stage	Total

Inception, October 11, 2007	0	$0	$0	$0

Issuance of common stock for cash @$.0001	1,000,000	100	-	100

Net loss for the period ended June 30, 2008	-	-	(10,484)	(10,484)

Balance, June 30, 2008	1,000,000	100	(10,484)	(10,384)

Net loss for the year ended June 30, 2009	-	-	(7,331)	(7,331)

Balance, June 30, 2009	1,000,000	100	(17,815)	(17,715)

Net loss for the year ended June 30, 2010	-	-	(10,066)	(10,066)

Balance, June 30, 2010	1,000,000	100	(27,881)	(27,781)

Net loss for the year ended June 30, 2011	-	-	(11,488)	(11,488)

Balance, June 30, 2011	1,000,000	100	(39,369)	(39,269)

Net loss for the year ended June 30, 2012	-	-	(16,063)	(16,063)

Balance, June 30, 2012	1,000,000	100	(55,432)	(55,332)

Net loss for the year ended June 30, 2013	-	-	(17,570)	(17,570)

Balance, June 30, 2013	1,000,000	100	(73,002)	(72,902)

Net loss for the nine months ended March 31, 2014	-	-	(12,123)	(12,123)

Balance, March 31, 2014	1,000,000	$100	$(85,125)	$(85,025)

See accompanying notes to financial statements.

MODULE ONE RD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013
PERIOD FROM OCTOBER 11, 2007 (INCEPTION) TO MARCH 31, 2014

	Nine months ended March 31, 2014	Nine months ended March 31, 2013	Period from October 11, 2007 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,123)	$(11,966)	$(85,125)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(1,264)	(2,096)	2,441
Increase in accrued interest – related party	3,839	3,108	16,444
CASH FLOWS USED BY OPERATING ACTIVITIES	(9,548)	(10,954)	(66,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans received from related party	9,560	10,922	66,236
Proceeds from sales of common stock	0	0	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,560	10,922	66,336

NET INCREASE (DECREASE) IN CASH	12	(32)	96

Cash, beginning of period	84	116	0
Cash, end of period	$96	$84	$96

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2014

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

Cash and Cash Equivalents
Module One RD considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2014 and June 30, 2013, the Company had $96 and $84 of cash, respectively.

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
MARCH 31, 2014

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of March 31, 2014, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
Module One RD does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at March 31, 2014 and June 30, 2013 consisted of amounts owed to the Company’s outside independent auditors and its outside attorney.

NOTE 3 – LOAN PAYABLE – RELATED PARTY

The Company has received loans from a related party to be used for working capital. The loans are due upon demand, bear 8% interest and are unsecured. The balance due on these loans was $66,236 and $56,676 as of March 31, 2014 and June 30, 2013, respectively.

Accrued interest on the above loans was $16,444 and $12,605 as of March 31, 2014 and June 30, 2013.

NOTE 4 – COMMON STOCK

The Company has 100,000,000 shares of $0.0001 par value common stock authorized.

On October 13, 2007, the Company issued 1,000,000 shares of common stock for cash proceeds of $100.

As of March 31, 2014 and June 30, 2013 there were 1,000,000 shares of common stock issued and outstanding.

The Company also has 10,000,000 shares of $0.0001 par value preferred stock authorized.

As of March 31, 2014 and June 30, 2013 there were 0 shares of preferred stock issued and outstanding.

MODULE ONE RD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 5 – INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $85,100 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax for the nine months ended March 31, 2014 and 2013 consists of the following:

	March 31, 2014	March 31, 2013
Federal income tax benefit attributable to:
Current Operations	$4,122	$4,068
Less: valuation allowance	(4,122)	(4,068)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2014	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$28,942	$24,820
Less: valuation allowance	(28,942)	(24,820)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $85,100 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
MARCH 31, 2014

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

Liquidity and Capital Resources

At March 31, 2014, we had total assets of $96, consisting exclusively of cash. This compares with total assets of $84 at June 30, 2013 our fiscal year end. At March 31, 2014, the Company had current liabilities of $85,121 compared with current liabilities of $72,986 at June 30, 2013, in each case, comprised principally of amounts owed to our stockholder.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013	For the Cumulative Period from October 12, 2007 (Inception) to March 31, 2014

Net Cash Used by Operating Activities	$(9,548)	$(10,954)	$(66,240)
Net Cash Provided by Financing Activities	$9,560	$10,922	$66,336
Net Increase (Decrease) in Cash and Cash Equivalents	$12	$(32)	$96

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three and nine months ended March 31, 2014 of $4,441 and $12,123, respectively, compared to a net loss of $3,321 and $11,966, for the comparable 2013 periods, and have suffered a net loss since inception of $85,125. At March 31, 2014, we had a working capital deficit of $85,025 compared to a working capital deficit of $73,902 at June 30, 2013. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of the material weaknesses in our internal control over financial reporting that existed as of June 30, 2013 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

MODULE ONE RD, INC.

Date: May 14, 2014	By:	/s/ Thomas Hurley
	Name:	Thomas Hurley
	Title:	President, Principal Executive Officer
and Principal Financial Officer